Form 10-Q
period 2008-03-31
SRKP 29 INC
filed 2008-05-08
CIK 1423246

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53025

SRKP 29, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1583979
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308
(Address of principal executive offices)

(310) 203-2902
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of May 8, 2008.

ii

SRKP 29, INC.

-INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets - March 31, 2008 (Unaudited) and December 31, 2007	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008 and for the Cumulative Period from December 17, 2007 (Inception) to March 31, 2008	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and for the Cumulative Period from December 17, 2007 (Inception) to March 31, 2008	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-SB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

SRKP 29, INC.
A Development Stage Company
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,099	$9,790

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to Stockholders	$32,500	$22,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,096,390 shares issued and outstanding	710	710
Additional Paid in Capital	6,790	6,790
(Deficit) accumulated during development stage	(38,901)	(20,210)

Total Stockholders’ Equity (Deficit)	(31,401)	(12,710)

	$1,099	$9,790

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 29, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008	Cumulative From December 17, 2007 (Inception) to March 31, 2008
	(Unaudited)	(Unaudited)

REVENUE	$—	$—

EXPENSES	18,691	38,901

NET (LOSS)	$(18,691)	$(38,901)

NET (LOSS) PER COMMON SHARE - BASIC	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 29, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

		Cumulative
		From
		December 17,
		2007
	Three Months	(Inception)
	Ended	to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(18,691)	$(38,901)

Net Cash (Used) by Operating Activities	(18,691)	(38,901)

CASH FLOWS FROM FINANCING ACTIVITIES: Advances from Stockholders	10,000	32,500
Warrants issued for cash	—	2,500
Common stock issued for cash	—	5,000

Net Cash Provided by Financing Activities	10,000	40,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(8,691)	1,099

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,790	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,099	$1,099

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS.

SRKP 29, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
SRKP 29, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on December 17, 2007. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934.  The registration statement has been declared effective as of March 17, 2008.

Going Concern and Plan of Operation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $5,000 in the taxable year in which the trade or business begins.  The $5,000 must be reduced by the amount of startup costs in excess of $50,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

SRKP 29, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Concentrations of Credit Risk
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

At March 31, 2008, the only potential dilutive securities were 7,096,390 common stock warrants.   Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Recently Issued Accounting Pronouncements
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

During December 2007, the Company sold for $5,000 cash 7,096,390 shares of its $.0001 par value common stock to various investors. In addition, the Company also sold to these investors for $2,500 cash warrants to purchase 7,096,390 shares of common stock at an exercise price of $.0001. These warrants expire at the earlier date of 10 years from date of purchase or 5 years from the date the Company consummates a merger or other business combination with an operating business or any other event to which the Company ceases to be a “shell company.”

SRKP 29, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

In 2008 and 2007 certain stockholders advanced the Company $10,000 and $22,500, respectively to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

During April 2008 certain stockholders advanced the Company $15,000 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SRKP 29, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on December 17, 2007 and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 16, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $1,099 consisting exclusively of cash.  The Company’s current liabilities as of March 31, 2008 totaled $32,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
		December 17, 2007
	Three months Ended	(Inception) to
	March 31, 2008	March 31, 2008
Net cash (used) in operating activities	$(18,691)	$(38,901)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$10,000	$40,000
Net increase (decrease) in cash and cash equivalents	$(8,691)	$1,099

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from December 17, 2007 (Inception) to March 31, 2008, the Company had a net loss of $38,901 comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in January of 2008.

For the three months ending March 31, 2008, the Company had no activities that produced revenues from operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 17, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 16, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SRKP 29, INC.

Dated: May 8, 2008	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director

Dated: May 8, 2008	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director