Form 10-K
period 2009-12-31
SRKP 29 INC
filed 2010-01-28
CIK 1423246

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 27, 2010, there were 7,096,390 shares of common stock, par value $.0001, outstanding.

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

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company uses the office space of WestPark Capital at cost. For the fiscal year ended December 31, 2009, the Company incurred costs of $7,000 for office services.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of January 27, 2010, there were 12 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2009.

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

All purchasers represented in writing that they acquired the securities for their own accounts. The securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $21,231, comprised exclusively of cash.  This compares with assets of $3,582, comprised exclusively of cash, as of December 31, 2008.  The Company’s current liabilities as of December 31, 2009 totaled $97,500, comprised exclusively of monies due to stockholders.  This compares with liabilities of $47,500 comprised exclusively of monies due to stockholders, as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2009, for the year ended December 31, 2008 and for the cumulative period from December 17, 2007 (Inception) to December 31, 2009.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	For the Cumulative Period from December 17, 2007 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(32,351)	$(31,208)	$(83,769)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$50,000	$25,000	$105,000
Net Increase (Decrease) in Cash and Cash Equivalents	$17,649	$(6,208)	$21,231

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2009, the Company had a net loss of $32,351, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 in November of 2009, Quarterly Report on Form 10-Q for the period ended June 30, 2009 in August of 2009, Quarterly Report on Form 10-Q for the period ended March 31, 2009 in April of 2009 and Annual Report on Form 10-K for the year ended December 31, 2008 in February of 2009.

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

For the cumulative period from December 17, 2007 (Inception) to December 31, 2009, the Company had a net loss of $83,769 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008 and Quarterly Reports and Annual Reports on Form 10-Q and Form 10-K, respectively.

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
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SRKP 29, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheets of SRKP 29, Inc.(a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from December 17, 2007 (inception) to December 31, 2009. SRKP 29, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 29, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period from December 17, 2007 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations.  Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1 to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Denver, Colorado
January 26, 2010

SRKP 29, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$21,231	$3,582

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$97,500	$47,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value
10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value
100,000,000 shares authorized, 7,096,390 issued and
outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(83,769)	(51,418)

Total Stockholders' Equity (Deficit)	(76,269)	(43,918)

	$21,231	$3,582

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative from
					December 17, 2007
	For the Year Ended		For the Year Ended		(Inception) to
	December 31, 2009		December 31, 2008		December 31, 2009

REVENUE	$-		$-		$-

EXPENSES	32,351		31,208		83,769

NET (LOSS)	$(32,351)		$(31,208)		$(83,769)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,096,390		7,096,390

*  Less than $.01

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

Balances, December 17, 2007 (Inception)	—	$—	$—	$—	$—

Sale of common stock on December 17, 2007 at $.0007046 per share	7,096,390	710	4,290	-	5,000

Sale of warrants on December 17, 2007 at $.0003523 per warrant	-	-	2,500	-	2,500

Net (loss)	-	-	-	(20,210)	(20,210)

Balances, December 31, 2007	7,096,390	710	6,790	(20,210)	(12,710)

Net (loss)	-	-	-	(31,208)	(31,208)

Balances, December 31, 2008	7,096,390	710	6,790	(51,418)	(43,918)

Net (loss)	-	-	-	(32,351)	(32,351)

Balances, December 31, 2009	7,096,390	$710	$6,790	$(83,769)	$(76,269)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			December 17, 2007
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(32,351)	$(31,208)	$(83,769)

Net Cash (Used In) Operating Activities	(32,351)	(31,208)	(83,769)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	50,000	25,000	97,500

Net Cash Provided by Financing Activities	50,000	25,000	105,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	17,649	(6,208)	21,231

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	3,582	9,790	-

CASH AND CASH EQUIVALENTS, END
OF PERIOD	$21,231	$3,582	$21,231

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
SRKP 29, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on December 17, 2007.  The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".  The fiscal year end is December 31.

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

Income Taxes
In accordance with ASC Topic 740, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SRKP 29, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
The Company has adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of December 17, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2009 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2009 for the State of Delaware Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At December 31, 2009 and 2008, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. For the year ended December 31, 2009, the Company incurred costs of $7,000 for these services. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $97,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between January 1, 2010 and January 26, 2010, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

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

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of December 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial  reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Richard A. Rappaport	50	President and Director

Anthony C. Pintsopoulos	54	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital is a full service investment banking and securities brokerage firm, which serves the needs of private and public companies worldwide, as well as individual and institutional investors. Mr. Rappaport is the also the CEO and Chairman of WestPark Capital Financial Services LLC.  From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc., WRASP 30, Inc., WRASP 31, Inc., and WRASP 32, Inc., all of which are publicly-reporting, blank check and non-trading shell companies.  Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer of WestPark Capital. He is also the President and Chief Financial Officer of WestPark LLC. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also, he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 15, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc., WRASP 30, Inc., WRASP 31, Inc., and WRASP 32, Inc., all of which are publicly-reporting, blank check and non-trading shell companies.  He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person, who at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached as Exhibit 14.1 to the Form 10-K filed with the Securities and Exchange Commission on February 18, 2009.  Requests for copies of the Code of Ethics should be sent in writing to SRKP 29, Inc., Attention: Secretary, 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation
Richard A. Rappaport, President and Director	2009 2008	None None	None None
Anthony C. Pintsopoulos, Secretary, Chief Financial Officer and Director	2009 2008	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 27, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. All warrants described below are currently exercisable and have an exercise price equal to $.0001.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Debbie Schwartzberg 785 5th Avenue New York, New York 10021	2,329,036	(1)	28.19%

Richard A. Rappaport (2) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	9,025,186	(3)	77.74%

Amanda Rappaport Trust (4) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	638,676	(5)	8.61%

Kailey Rappaport Trust (6) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	638,676	(7)	8.61%

Anthony C. Pintsopoulos (8) c/o SRKP 29, Inc. 4737 North Ocean Drive, Suite 207 Lauderdale by the Sea, FL 33308	1,419,278	(9)	18.18%

Janine Frisco 200 Oceangate, Suite 1500 Long Beach, CA 90802	496,748	(10)	6.76%

Kevin DePrimio 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	496,748	(11)	6.76%

Robert Schultz 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	141,928	(12)	1.98%

WestPark Capital Financial Services, LLC (13) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	5,547,958	(14)	56.21%

Jay Stern 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	283,856	(15)	3.92%

All Directors and Officers as a Group (2 individuals)	10,444,464		84.79%

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
(10)
Includes 248,374 shares of common stock held of record by Mrs. Frisco and a warrant to purchase 248,374 shares of common stock held by Thomas Poletti, Ms. Frisco’s husband. Ms. Frisco may be deemed to be the indirect beneficial owner of the underlying shares held by her husband, Mr. Poletti.

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

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,250 for the fiscal year ended December 31, 2009 and $13,515 for the year ended December 31, 2008.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,855 for the fiscal year ended December 31, 2009 and $1,855 for the year ended December 31, 2008.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2009 and for the ended December 31, 2008.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**14.1	Corporate Code of Ethics and Conduct, adopted December 20, 2007

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 16, 2008 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 18, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 29, INC.

Dated: January 27, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President
Principal Executive Officer

Dated: January 27, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard A. Rappaport	President and Director	January 27, 2010
Richard A. Rappaport

/s/ Anthony C. Pintsopoulos	Secretary, Chief Financial	January 27, 2010
Anthony C. Pintsopoulos	Officer and Director