Form 10-Q
period 2010-09-30
SRKP 29 INC
filed 2010-11-10
CIK 1423246

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2010.

SRKP 29, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended	3
	September 30, 2010 and September 30, 2009 and for the Cumulative Period
	from December 17, 2007 (Inception) to September 30, 2010

	Statements of Cash Flows (Unaudited) for the Nine Months Ended	4
	September 30, 2010 and September 30, 2009 and for the Cumulative Period
	from December 17, 2007 (Inception) to September 30, 2010

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	8
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended September 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

SRKP 29, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$19,823	$21,231

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$122,500	$97,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(110,177)	(83,769)

Total Stockholders' Equity (Deficit)	(102,677)	(76,269)

	$19,823	$21,231

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Nine Months	Nine Months	December 17, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

REVENUE	$-	$-	$-	$-	$-

EXPENSES	5,120	5,464	26,408	21,252	110,177

NET (LOSS)	$(5,120)	$(5,464)	$(26,408)	$(21,252)	$(110,177)

NET (LOSS) PER COMMON SHARE-BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

*  Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	December 17, 2007
	Ended	Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS (TO) OPERATING ACTIVAITIES:
Net (loss)	$(26,408)	$(21,252)	$(110,177)

Net Cash (Used In) Operating Activities	(26,408)	(21,252)	(110,177)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	25,000	25,000	122,500

Net Cash Provided by Financing Activities	25,000	25,000	130,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(1,408)	3,748	19,823

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,231	3,582	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,823	$7,330	$19,823

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

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

Income Taxes
 In accordance with ASC Topic 740, "Accounting for Income Taxes", the Company accounts for income taxes under the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

At September 30, 2010 and 2009, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

SRKP 29, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. For the nine months ended September 30, 2010 and 2009, the Company incurred costs of $9,000 and $4,000 for these services, respectively. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Description of Business

The Company was incorporated in the State of Delaware on December 17, 2007 (Inception) and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 16, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $19,823 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $19,823 comprised exclusively of cash.  This compares with assets of $21,231, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of September 30, 2010 totaled $122,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $97,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	For the Cumulative Period from December 17, 2007 (Inception) to September 30, 2010
Net Cash (Used in) Operating Activities	$(26,408)	$(21,252)	$(110,177)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$25,000	$25,000	$130,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,408)	$3,748	$19,823

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception), through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2010, the Company had a net loss of $5,120 and $26,408, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K. This compares with a net loss of $5,464 and $21,252 for the three and nine months, respectively, ended September 30, 2009, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the cumulative period from December 17, 2007 (Inception) to September 30, 2010, the Company had a net loss of $110,177, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008, and the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

SRKP 29, INC.

Dated: November 10, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: November 10, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer