Form 10-Q
period 2011-03-31
SRKP 29 INC
filed 2011-05-11
CIK 1423246

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of May 11, 2011.

SRKP 29, INC.

- INDEX -

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

The results for the period ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010.

SRKP 29, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$19,766	$9,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$141,375	$122,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(129,109)	(120,166)

Total Stockholders' Equity (Deficit)	(121,609)	(112,666)

	$19,766	$9,834

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
			December 17, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2011	March 31, 2010	December 31, 2010

REVENUE	$-	$-	$-

EXPENSES	8,943	8,620	129,109

NET (LOSS)	$(8,943)	$(8,620)	$(129,109)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390

*  Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 29, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
			December 17, 2007
	Three Months Ended	Three Months Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(8,943)	$(8,620)	$(129,109)

Net Cash (Used In) Operating Activities	(8,943)	(8,620)	(129,109)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	18,875	-	141,375

Net Cash Provided by Financing Activities	18,875	-	148,875

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	9,932	(8,620)	19,766

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,834	21,231	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,766	$12,611	$19,766

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2010 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2010 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011.

The Company does not have any unrecognized tax benefits as of March 31, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of March 31, 2011 and 2010.

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

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At March 31, 2011 and 2010, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  The Company’s President is also the Chief Executive Officer of WestPark Capital. For the three months ended March 31, 2011 and 2010, the Company incurred costs of $3,000 and $3,000 for these services, respectively. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $141,375 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2011, the Company received $6,125, from certain stockholders to pay for operating expenses. These funds were advanced interest free, are unsecured, and are due on demand.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $19,766 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $19,766 comprised exclusively of cash.  This compares with assets of $9,834, comprised exclusively of cash, as of December 31, 2010. The Company’s current liabilities as of March 31, 2011 totaled $141,375, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2010 of $122,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	For the Cumulative Period from December 17, 2007 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$(8,943)	$(8,620)	$(129,109)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$18,875	$-	$148,875
Net Increase (Decrease) in Cash and Cash Equivalents	$9,932	$(8,620)	$19,766

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception), through March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $8,943, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K. This compares with a net loss of $8,620 for the three months ended March 31, 2010, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the cumulative period from December 17, 2007 (Inception) to March 31, 2011, the Company had a net loss of $129,109, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008, and the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Subsequent to the quarter ended March 31, 2011, the Company received $6,125, from certain stockholders to pay for operating expenses. These funds were advanced interest free, are unsecured, and are due on demand.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 17, 2007.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

SRKP 29, INC.

Dated: May 11, 2011	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: May 11, 2011	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer