Form 10-Q
period 2011-09-30
AOTS 29, Inc.
filed 2011-11-07
CIK 1423246

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53025

AOTS 29, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1583979
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308
(Address of principal executive offices)

(310) 203-2902
(Registrant’s telephone number, including area code)

SRKP 29, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,096,390 shares of common stock, par value $.0001 per share, outstanding as of November 1, 2011.

AOTS 29, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from December 17, 2007 (Inception) to September 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from December 17, 2007 (Inception) to September 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		15

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

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010.

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,514	$9,834

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$147,500	$122,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 7,096,390 issued and outstanding, respectively	710	710
Additional paid-in capital	6,790	6,790
(Deficit) accumulated during development stage	(149,486)	(120,166)

Total Stockholders' Equity (Deficit)	(141,986)	(112,666)

Total Liabilities and Stockholders' Equity (Deficit)	$5,514	$9,834

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three Months	Three Months	Nine Months	Nine Months	December 17, 2007
	Ended	Ended	Ended	Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES	5,757	5,120	29,320	26,408	149,486

NET (LOSS)	$(5,757)	$(5,120)	$(29,320)	$(26,408)	$(149,486)

NET (LOSS) PER COMMON SHARE-BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,096,390	7,096,390	7,096,390	7,096,390

* Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine Months	Nine Months	December 17, 2007
	Ended	Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(29,320)	$(26,408)	$(149,486)

Net Cash (Used In) Operating Activities	(29,320)	(26,408)	(149,486)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	5,000
Warrants issued for cash	-	-	2,500
Advances from stockholders	25,000	25,000	147,500

Net Cash Provided by Financing Activities	25,000	25,000	155,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(4,320)	(1,408)	5,514

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,834	21,231	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,514	$19,823	$5,514

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
AOTS  29, Inc. (the Company), a development stage company, was incorporated under the laws of the State of Delaware on December 17, 2007. The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".  The fiscal year end is December 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934.  The registration statement has been declared effective as of March 17, 2008.

On September 23, 2011, the Company incorporated a wholly-owned subsidiary under the name of "AOTS 29, Inc." under the laws of the State of Delaware. On September 30, 2011, the Company effectuated a merger (the "Merger") pursuant to which its wholly-owned subsidiary, AOTS 29, Inc., was merged with and into the Company, with the Company continuing as the surviving corporation. On the same day, the Company changed its name from "SRKP 29, Inc." to "AOTS 29, Inc." by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

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

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2010 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2010 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

The Company does not have any unrecognized tax benefits as of September 30, 2011 and 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of September 30, 2011 and 2010.

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

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share
Basic earnings per common share are computed based upon the weighted average number of common shares outstanding during the period.  Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method.  In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. At September 30, 2011 and 2010, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  For the three months ended September 30, 2011 and 2010, the Company incurred $3,000 and $3,000 for these services, respectively.  For the nine months ended September 30, 2011 and 2010, the Company incurred costs of $9,000 and $9,000 for these services, respectively. The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

AOTS 29, INC.
(F/K/A SRKP 29, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $147,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AOTS 29, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on December 17, 2007 (Inception) under the name "SRKP 29, Inc." and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 16, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

On September 23, 2011, the Company incorporated a wholly-owned subsidiary under the name of "AOTS 29, Inc." under the laws of the State of Delaware.

On September 30, 2011, the Company effectuated a merger (the "Merger") pursuant to which its wholly-owned subsidiary, AOTS 29, Inc., was merged with and into the Company, with the Company continuing as the surviving corporation. On the same day, the Company changed its name from "SRKP 29, Inc." to "AOTS 29, Inc." by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $7,432 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $5,514 comprised exclusively of cash.  This compares with assets of $9,834, comprised exclusively of cash, as of December 31, 2010. The Company’s current liabilities as of September 30, 2011 totaled $147,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2010 of $122,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	For the Cumulative Period from December 17, 2007 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(29,320)	$(26,408)	$(149,486)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$25,000	$25,000	$155,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,320)	$(1,408)	$5,514

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 17, 2007 (Inception), through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2011, the Company had a net loss of $5,757 and $29,320, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K. This compares with a net loss of $5,120 and $26,408 for the three and nine months ended September 30, 2010, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the cumulative period from December 17, 2007 (Inception) to September 30, 2011, the Company had a net loss of $149,486, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2008, and the filing of the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 17, 2007.

*3.2	By-laws.

**3.3	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 30, 2011.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on January 16, 2008, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on October 4, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AOTS 29, INC.

Dated: November 2, 2011	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: November 2, 2011	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer